Form 10-K
period 1998-12-31
MONEY STORE TRUST 1998 C
filed 1999-04-01
CIK 1072682

--------------------------------------
                                                            OMB APPROVAL
                                          --------------------------------------
                                          OMB Number:     3235-0063
                                          Expires:        May 31, 2000
                                          Estimated average burden
                                          hours per response   1711.00
                                          --------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-32775

THE MONEY STORE TRUST 1998-C (AND THE ORIGINATORS LISTED BELOW UNDER A SALE AND SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED NOTES SERIES 1998-C).

                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

          *                                                          *
  (State or other jurisdiction                            (Trust I.R.S. Employer
of incorporation or organization)                           Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                     95605
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

                        * See Schedule A attached hereto.

                                   Schedule A

                                        State of              IRS Employer
REGISTRANT                              INCORPORATION         ID NUMBER
----------                              -------------         ---------
TMS Mortgage Inc.                       New Jersey            22-3217781
The Money Store/D.C. Inc.               D.C.                  22-2133027
The Money Store/Kentucky Inc.           Kentucky              22-2459832
The Money Store Home Equity Corp.       Kentucky              22-2522232
The Money Store/Minnesota Inc.          Minnesota             22-3003495

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes    |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.


State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

     Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                     PART I

ITEM 1. BUSINESS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 10, 1999:  19

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

     Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 10, 1999 as to each Certificateholder of record of more than 5% of the Certificates:


                                                    Amount of
                         Name and Address of        Security of
Title of Class           Beneficial Owner           Beneficial Owner  % of Class

The Money Store Trust,   Bankers Trust Company      70,000,000        17.4
Series 1998-C            c/o BT Services
Asset Backed Notes,      Tennessee Inc.
Class AF-1               648 Grassmere Park Drive
                         Nashville, TN 37211

                         Chase Bank of Texas, N.A.  34,000,000        8.5
                         P.O. Box 2558
                         Houston, TX 77252-2558

                         Chase Manhattan Bank       138,000,000       34.4
                         4 New York Plaza,
                         13th Floor
                         New York, NY 10004

                         Marine/Treasury            31,000,000        7.7
                         Investments
                         140 Broadway- Level A
                         New York, NY 10015

                         State Street Bank and      109,000,000       27.2
                         Trust Company
                         Global Corp. Action
                         Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA 02105-1631

                                                    Amount of
                         Name and Address of        Security of
Title of Class           Beneficial Owner           Beneficial Owner  % of Class

The Money Store Trust,   Bankers Trust Company/     73,100,000        54.7
Series 1998-C            First Union Safekeeping
Asset Backed Notes,      Dealer Clearance
Class AF-2               16 Wall Street, 5th Floor
                         New York, NY 10005

                         First Union Capital        16,150,000        12.1
                         Markets Corp.
                         8739 Research Blvd.
                         Charlotte, NC 28262-0675

                         First Union National Bank  7,100,000         5.3
                         1525 West W. T.
                         Harris Blvd. 3A4
                         Charlotte, NC 28288

                         Norwest Bank Minnesota,    14,900,000        11.1
                         National Association
                         733 Marquette Avenue
                         Minneapolis, MN 55479-0056

                         Wilmington Trust Company   10,000,000        7.5
                         Rodney Square North
                         1100 North Market Street
                         Wilmington, DE 19890-0001

                                                    Amount of
                         Name and Address of        Security of
Title of Class           Beneficial Owner           Beneficial Owner  % of Class

The Money Store Trust,   Bankers Trust Company      75,000,000        20.8
Series 1998-C            c/o BT Services
Asset Backed Notes,       Tennessee Inc.
Class AV                 648 Grassmere Park Drive
                         Nashville, TN 37211

                         Chase Manhattan Bank       159,000,000       44.2
                         4 New York Plaza,
                         13th Floor
                         New York, NY 10004

                         State Street Bank and      126,000,000       35.0
                         Trust Company
                         Global Corp. Action
                         Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA 02105-1631

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)       None

     (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
     1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Asset Backed Notes, Series 1998-C) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1998 which has been filed with the SEC by MBIA Inc. on March 26, 1999 is hereby incorporated herein by reference.

     2.        Not applicable

     3.        Exhibits

               13.  Annual Statement

               20.  Annual Compliance Certificate

               99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

     (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.

                                TMS MORTGAGE INC.
                                THE MONEY STORE/D.C. INC.
                                THE MONEY STORE/KENTUCKY INC.
                                THE MONEY STORE HOME EQUITY CORP.
                                THE MONEY STORE/MINNESOTA INC.



                              By:  /s/ JAMES RANSOM
                                   ------------------------------
                                   James Ransom
                                   Chief Accounting Officer

                                  EXHIBIT INDEX


      DESCRIPTION                                            PAGE NUMBER

Annual Statement                                                   12

Annual Compliance Certificate                                      16

Annual Independent Accountant's Report                             18