Form 10-K
period 1999-12-31
MONEY STORE TRUST 1998 C
filed 2000-04-14
CIK 1072682

------------------------------------
                                                   OMB APPROVAL
                                            ------------------------------------
                                            OMB Number:     3235-0063
                                            Expires:        May 31, 2000
                                            Estimated average burden
                                            hours per response   1711.00
                                            ------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

                 *                                              *
--------------------------------------------           --------------------
     (State or other jurisdiction                     (Trust I.R.S. Employer
of incorporation or organization)                      Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                 95605
---------------------------------------------            ---------------
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

 |_|  Yes   |X|   No


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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 15, 2000:  22

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 15, 2000 as to each Certificateholder of record of more than 5% of the Certificates:


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class
                                                                             Amount of Security of

The Money Store Trust,           Bankers Trust Company                       $70,000,000             17.4
Series 1998-C                    c/o BT Services Tennessee Inc.
Asset Backed Notes,              648 Grassmere Park Drive
Class AF-1                       Nashville, TN 37211

                                 Chase Bank of Texas, N.A.                   $34,000,000             8.5
                                 P.O. Box 2558
                                 Houston, TX 77252-2558

                                 Chase Manhattan Bank                        $138,000,000            34.4
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 HSBC Bank USA/Treasury Investments          $31,000,000             7.7
                                 140 Broadway- Level A
                                 New York, NY 10015

                                 State Street Bank and                       $109,000,000            27.2
                                 Trust Company
                                 Global Corp. Action Dept. JAB5W
                                 P.O. Box 1631
                                 Boston, MA 02105-1631

The Money Store Trust,           Bankers Trust Company/First Union           $60,000,000             54.7
Series 1998-C                    Safekeeping
Asset Backed Notes,              Dealer Clearance
Class AF-2                       16 Wall Street, 5th Floor
                                 New York, NY 10005

                                 The Northern Trust Company                  $12,845,000             9.6
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 Chase Bank of Texas, N.A.                   $7,375,000              5.5
                                 P.O. Box 2558
                                 Houston, TX 77252-8009

                                 Bank One Trust Company, N.A.                $7,700,000              5.8
                                 1900 Polaris Parkway
                                 4th Floor
                                 Columbus, OH 43240

                                 Bank of New York/First Union Safekeeping    $30,000,000             22.4
                                 16 Wall Street
                                 5th Floor
                                 New York, NY 10005

The Money Store Trust,           Bankers Trust Company                       $136,000,000            37.8
Series 1998-C                    c/o BT Services Tennessee Inc.
Asset Backed Notes,              648 Grassmere Park Drive
Class AV                         Nashville, TN 37211

                                 Chase Manhattan Bank                        $209,000,000            58.1
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
     1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Asset Backed Notes, Series 1998-C) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1999 which has been filed with the SEC by MBIA Inc. on March 27, 2000 is hereby incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 14th day of April, 2000.

                                      TMS MORTGAGE INC.
                                      THE MONEY STORE/D.C. INC.
                                      THE MONEY STORE/KENTUCKY INC.
                                      THE MONEY STORE HOME EQUITY CORP.
                                      THE MONEY STORE/MINNESOTA INC.



                                      By:    /s/ Arthur Q. Lyon
                                      Name:  Arthur Q. Lyon
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX


   DESCRIPTION                                           PAGE NUMBER

Annual Statement                                            7

Annual Compliance Certificate                               7

Annual Independent Accountant's Report                      8