Form 10-K
period 2000-12-31
MONEY STORE TRUST 1998 C
filed 2001-04-16
CIK 1072682

---------------------------------------
                                                          OMB APPROVAL
                                        ---------------------------------------
                                        OMB Number:     3235-0063
                                        Expires:        May 31, 2000
                                        Estimated average burden
                                        hours per response   1711.00
                                        ---------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

                 *                                                 *
-------------------------------------           -------------------------------
     (State or other jurisdiction                   (Trust I.R.S. Employer
of incorporation or organization)                    Identification No.)

707 Third Street, West Sacramento, California                  95605
---------------------------------------------   -------------------------------
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

        Number of holders of record of the Certificates as of April 9, 2001: 18

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of April 9, 2001 as to each Certificateholder of record of more than 5% of the Certificates:

                                                                             Amount of Security of
                                 Name and Address of                         Beneficial Owner
Title of Class                   Beneficial Owner                                                    % of Class

The Money Store Trust,           Bankers Trust Company                       $213,000,000            53.08
Series 1998-C                    c/o BT Services Tennessee Inc.
Asset Backed Notes,              648 Grassmere Park Drive
Class AF-1                       Nashville, TN 37211

                                 Chase Manhattan Bank                        $138,000,000            34.39
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 HSBC Bank USA/Treasury Investments          $31,000,000             7.73
                                 140 Broadway- Level A
                                 New York, NY 10015

The Money Store Trust,           Bankers Trust Company                       $96,985,000             72.51
Series 1998-C                    648 Grassmere Park Road
Asset Backed Notes,              Nashville, TN 37211
Class AF-2
                                 Bank One Trust Company, N.A.                $7,250,000              5.42
                                 1900 Polaris Parkway
                                 4th Floor
                                 Columbus, OH 43240

                                 Wells Fargo Bank Minnesota, N.A.            $11,410,000             8.54
                                 733 Marquette Avenue
                                 N9306-051
                                 Minneapolis, MN 55479

The Money Store Trust,           Bankers Trust Company                       $136,000,000            37.78
Series 1998-C                    648 Grassmere Park Road
Asset Backed Notes,              Nashville, TN 37211
Class AV
                                 Chase Manhattan Bank                        $209,000,000            58.06
                                 4 New York Plaza
                                 New York, NY 10004


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

        1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Asset Backed Notes, Series 1998-C) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 2000 which has been filed with the SEC by MBIA Inc. on March 30, 2001 is hereby incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                      TMS MORTGAGE INC.
                                      THE MONEY STORE/D.C. INC.
                                      THE MONEY STORE/KENTUCKY INC.
                                      THE MONEY STORE HOME EQUITY CORP.
                                      THE MONEY STORE/MINNESOTA INC.



                                      By: /s/ Arthur Q. Lyon
                                          -------------------------------
                                      Name:  Arthur Q. Lyon
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX


      DESCRIPTION                                       PAGE NUMBER

Annual Statement                                             6

Annual Compliance Certificate                                7

Annual Independent Accountant's Report                       8