Form 10-K
period 2002-12-31
MONEY STORE TRUST 1998 C
filed 2003-03-31
CIK 1072682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 333-32775

THE MONEY STORE TRUST 1998-C (AND THE ORIGINATORS LISTED BELOW UNDER A SALE AND SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED NOTES SERIES 1998-C).

TMS MORTGAGE INC.
THE MONEY STORE/D.C. INC.
THE MONEY STORE/KENTUCKY INC.
THE MONEY STORE HOME EQUITY CORP.
THE MONEY STORE/MINNESOTA INC.

(Exact name of registrant as specified in its charter)

*	*

(State or other jurisdiction of incorporation or organization)	(Trust I.R.S. Employer Identification No.)

707 Third Street, West Sacramento, California	95605

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (916) 617-1000

* See Schedule A attached hereto.

Schedule A

	State of	IRS Employer
Registrant	Incorporation	ID Number

TMS Mortgage Inc.	New Jersey	22-3217781
The Money Store/D.C. Inc.	D.C	22-2133027
The Money Store/Kentucky Inc.	Kentucky	22-2459832
The Money Store Home Equity Corp.	Kentucky	22-2522232
The Money Store/Minnesota Inc.	Minnesota	22-3003495

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

☒    Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2002.

     Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

PART I

Item 1. BUSINESS

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

Item 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant’s securities subject to this filing.

Item 6. SELECTED FINANCIAL DATA

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

Reference is made to the annual Independent Accountant’s Report on the Servicer’s compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer’s and Registrant’s Independent Certified Public Accountants, accompanied by the Registrant’s Management Assertion, and attached as Exhibit 99 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

Item 11. EXECUTIVE COMPENSATION

Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	None

(b)-(d)	Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.	Not applicable

2.	Not applicable

3.	Exhibits

13.	Annual Statement

99.1	Annual Certification

(b)-(d)	Omitted pursuant to the “Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing,” dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 2003.

TMS MORTGAGE INC.
THE MONEY STORE/D.C. INC.
THE MONEY STORE/KENTUCKY INC.
THE MONEY STORE HOME EQUITY CORP.
THE MONEY STORE/MINNESOTA INC.

By:	/s/ Arthur Q. Lyon
Name:	Arthur Q. Lyon
Title:	President

EXHIBIT INDEX

Description	Page Number

Annual Statement

Annual Certification